Form 10QSB
period 1996-09-30
COMMUNICATIONS USA INC
filed 1996-11-21
CIK 1001270

U.S. Securities and Exchange Commission

                  Washington, DC 20549

                       FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

(  ) Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

 for the transition period from
to

             Commission File Number: 0-28398


                Communications/USA, Inc.
 .................................................................
    Exact Name of Registrant as specified in its charter)

          Florida
 .................................................................
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization           Identification No.)


   324 Datura Street, Suite 150, West Palm Beach, Florida 33401
 .................................................................
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number,  (561) 832-8832

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes       No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,634,464 shares outstanding as of September 30, 1996.

                           PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS - ATTACHED TO BACK OF DOCUMENT

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     Through Communications/USA's wholly owned subsidiary CommTel/USA, Inc., ("CommTel") it owns and operates Voice-Tel franchises which comprises the West Coast of Florida from Tampa Bay to Naples, and the East Coast of Florida from Cocoa to Stuart.

     Voice-Tel Enterprises, the franchisor, is in the interactive voice messaging industry and sells its services through independently owned franchises, such as CommTel/USA, to local customers as well as National Accounts. CommTel expects to provide in excess of $1,000,000 in interactive voice messaging services to these accounts.

     The national accounts comprise approximately 60% of the Company's revenues. A typical account in this category is a multi-level marketing company. The largest national account, Amway, purchases a block of telephone numbers from the Company and then re-sells them to its independent distributors. All the incidentals of billing and collections are handled by Amway, with the Company receiving its revenues on a monthly basis. Service issues are handled by the Company. The other national accounts are handled in the same manner as the Company's corporate/retail accounts.

     The corporate/retail accounts are typically comprised of corporations or individuals who desire interactive voice messaging. An example would be a local real estate broker who desires to be able to communicate with his/her agents through this medium. The other major target market is for companies with a field sales and service force.

Liquidity:

     The Company's liquidity is based on the cash flow of its subsidiaries, plus any funds that may be raised from time to time through the selling of its securities. Management feels that its cash flow is adequate to meet its operating needs for the next fiscal year.

     In February 1996, CommTel obtained a rate adjustment from its local telephone provider to more closely match the rates enjoyed by paging companies. Due to this favorable rate adjustment, the Company will experience a substantial reduction in telecommunications costs for 19996, as well as improved cash flow. Currently this company has an approximate cash flow of $1,000,000 per annum.

Capital Commitment

     Presently, the Company does not expect to make any significant capital expenditures, although some are necessary to take full advantage of the expected reduced telecommunications costs. At this time, however, no final plans have been made for these expenditures. During the nine months ended September 30, 1996, approximately $126,000 of capital equipment has been purchased and paid out of cash flow.

     In order to accomplish its sales goals, the Company may be required to add sales employees. Management anticipates approximately two new sales positions to be created during the next fiscal year.

Results of Operations:

     The Company experienced a profit of $249,185 or $.054 per common share and $6,557 or $.001 for the three and nine month periods ended September 30, 1996. This income was due to a one time debt forgiveness of $225,000.

     Since the acquisition of the operating companies took place late in the previous fiscal year, there are no comparisons between quarters. Comparisons with the historical financial information of the acquired companies does, however, show a growth in revenues of 32% ($776,000 vs. $591,000) and 25% ($269,000 vs. $215,000) for the nine months and three months ended September 30, 1996 vis a vis the same period in 1995.

     Management expects this growth to continue throughout fiscal 1997.




                        PART II - OTHER INFORMATION


Item 5. Other Information

     (a) Business Development.

     Communications/USA, Inc. ("Comm/USA"), a Florida corporation, was incorporated in December, 1992. In May, 1995, Comm/USA executed a contract to acquire all of the issued and outstanding shares of Gulf Coast Communications, Inc. ("Gulf Coast") d/b/a Voice-Tel of West Florida, a Florida corporation. The transaction closed on November 28, 1995. In October, 1995, Comm/USA assigned all of its right, title and interest in the Gulf Coast contract to CommTel/USA, Inc. ("Comm/Tel"), a Florida corporation, Comm/USA's wholly owned subsidiary. Gulf Coast was organized in June, 1989 and Comm/Tel was organized in August, 1995. In October, 1995, Comm/Tel executed an agreement to acquire all of the assets of Feiman & Holliday, Inc., a Florida corporation d/b/a Voice-Tel of Southwest Florida ("Voice-Tel SWF") and closed on the transaction on November 28, 1995.
Additionally, in October, 1995, Comm/Tel executed a contract with the owner of forty-five percent (45%) of the common shares of Holt & Feiman, Inc., d/b/a Voice-Tel of Tallahassee, Inc. ("Voice-Tel TAL"), a Florida corporation, to purchase forty-five percent (45%) of Voice-Tel TAL.

     Comm/USA acquired 100% of the issued and outstanding shares of common stock of Gulf Coast on November 28, 1995, pursuant to a stock purchase agreement dated May 24, 1995, between Comm/USA and the two stockholders of record of Gulf Coast. In October 1995, Comm/USA assigned all of its rights, title and interest in the Gulf Coast stock purchase agreement to Comm/Tel.
The agreement, as amended, provides for a purchase price of $550,000, with
(i) $325,000 in cash payable on or before November 29, 1995; (ii) a $75,000 promissory note payable on or before February 27, 1996; and (iii) a $150,000 promissory note payable on February 27, 2001, with a holder's option for a balloon payment of the entire amount on February 27, 1998. The $325,000 cash payment was made at Closing and the $75,000 note was paid on February 27, 1996. In addition to the above-mentioned promissory notes, the former Gulf Coast Stockholders have the right to receive an aggregate of 125,000 shares of Comm/USA's common stock, par value $.01 ("Common Stock") or 2.5% of Comm/USA's then issued and outstanding shares of Common Stock, whichever is greater, upon completion of their first year of employment, and an additional 125,000 shares of Common Stock or 2.5% of Comm/USA's then issued and outstanding Common Stock, whichever is greater, upon completion of their second year of employment.

      Comm/Tel acquired the assets of Voice-Tel SWF pursuant to an asset purchase agreement dated October 23, 1995, between Comm/Tel and Voice-Tel SWF. The asset purchase agreement provides for Comm/Tel's acquisition of certain assets of Voice-Tel SWF, including Voice-Tel SWF's rights under its franchise agreement with Voice-Tel Enterprises, Inc. ("Voice-Tel"),telecommunications equipment, and a rebate of certain telecommunications cost from Voice-Tel in the amount of $6,000. In exchange, Comm/Tel (i) assumed approximately $235,000 of Voice-Tel SWF's liabilities, (ii) transferred $30,000 in cash to certain stockholders of Voice-Tel SWF, and (iii) transferred 312,500 shares of Common Stock to the shareholders of Voice-Tel SWF.

     On October 22, 1995, Comm/Tel entered into a stock purchase agreement with Robert Feiman, a forty-five percent (45%) owner of Voice-Tel TAL, to acquire forty-five percent (45%) of the issued and outstanding shares of common stock of Voice-Tel TAL in exchange for (i) a one time payment by Comm/Tel to Robert Feiman of $15,000 in cash; and (ii) for Comm/Tel's best efforts to repay approximately $50,000 in loans made to Voice-Tel TAL by Robert and Roberta Feiman. The transaction is contingent upon approval of the transaction by the majority shareholder of Voice-Tel TAL, and as of the date of this registration statement, such approval has not yet been obtained.

      The term "the Company" that is used throughout this section includes Comm/USA, Comm/Tel, Gulf Coast, and Voice-Tel SWF.

Business of the Company

     The Company owns and operates interactive voice messaging franchises in the Voice-Tel system. Voice-Tel is the most widespread interactive voice messaging company in the United States, operating a digital telecommunications network through independently owned franchisees. The network covers the greatest geographic area in the industry, and includes approximately 3,500 cities. The system operates on proprietary software which was created by Centigram Communications Corporation.

     The Company operates in the following sales territories: (i) the cities of Tampa, St. Petersburg, Clearwater, Largo, Bradenton, and Sarasota; and (ii) the Metropolitan Statistical Areas of Lakeland-Winter Haven,
Melbourne-Titusville-Palm Bay, Fort Pierce, Fort Myers-Cape Coral, and
Naples. The Company is also negotiating various contracts to acquire additional territories in Florida.

Products, Services and Markets

     Interactive Voice Messaging

     Interactive voice messaging is a service which allows users to talk back and forth to each other and to send messages to one or hundreds of people with just one telephone call. The messages can be saved and/or forwarded to other users. Voice messaging services are accessed world-wide, wherever touch-tone telephone service is available. The service has flexible interactive answering and broadcast capabilities that management believes makes the system more accessible than e-mail, more personal and powerful than voice mail machines, and more detailed and informative than pagers. As a result, the Company believes that the system is more practical and user-friendly for the increasingly mobile executive who relies more and more on voice messaging services.

     Approximately 60% of the Company's revenue is derived from Voice-Tel's national accounts. One of the largest user groups of Voice-Tel services is the Amway Corporation ("Amway") through its independent distributors. Voice-Tel messaging service is marketed under the name "Amvox" to Amway distributors. In addition, more than one million Amway distributors are authorized to resell Voice-Tel services to their customer bases. Voice-Tel also has a national account agreement with Century 21 Real Estate to provide voice messaging services to real estate brokers across the nation that are affiliated with Century 21. Additionally, Voice-Tel has national account agreements with other large companies including Mailboxes, Etc., Primerica Financial Services, Discovery Toys, Norwest Mortgage, Centigram Communications Corporation, Val Pak,
Inc., National Safety Associates ("NSA"), Traveler's Insurance Company, and Excel Telecommunications, Inc.

     Approximately 39% of the Company's revenue is derived from corporate/retail accounts. The corporate accounts are corporations or individuals who desire interactive messaging. Typically, these accounts consist of local business persons such as real estate brokers or other professionals who desire to communicate with their agents through this medium. Primary targets for the service include companies with field sales and service forces.

     The Company believes that in certain areas various industries tend to become interdependent on the Voice-Tel system, which causes related parties to join the system. For example, many Realtors use the system. The addition of local mortgage brokers, banks, real estate lawyers, title companies, surveyors and local zoning agencies could enhance the business of all of these customers.

     The Voice-Tel System

     The Company owns franchises granted by Voice-Tel Enterprises, Inc. ("Voice-Tel or VTE"). VTE is a privately-owned company and was incorporated in 1986. VTE started operations as a franchise organization in the Ohio area. The franchisees, using Centigram platforms, operated local area voice mail service bureaus selling mailboxes to business accounts. The organization grew in the eastern states, reaching about 30 locations by 1990.

     By early 1990, Voice-Tel wanted to expand its coverage to include the western states. Voice-Tel acquired Amvox in 1990. At that time, Amvox had a presence in over 50 major metropolitan cities; over 100 cities including suburban coverage. Amvox had begun construction on a digital network and had about 15 cities linked together, allowing customers to exchange messages from one city to another.

     Management believes that the acquisition of Amvox was attractive to Voice-Tel for many reasons including (i) Amvox used Centigram platforms exclusively; (ii) Amvox had significant coverage in the western two thirds of the country; (iii) Amvox locations tripled VoiceTel's city coverage; and (iv) Amvox had a business alliance with Amway Corporation. The Company believes that the business alliance with Amway was significant for three reasons: (i) Amway had a significant investment in Amvox; (i)

Amway distributors bought Amvox mailboxes for their own use; and (iii) Amway distributors sold Amvox mailboxes.

     The Amway affiliation has continued with Voice-Tel. Amway distributors represent more than a third of Voice-Tel's total customer base; Amway Corporation also has a minority interest ownership in Voice-Tel. Management believes that one of the major advantages of the relationship is the "built-in" customer base when a new location is opened. The Amway distributors are given advance knowledge of the new service and are ready to sign-up. Amway distributors communicate with their superior and subordinate distributors (multi-level marketing) via voice messaging. Originally, Amway distributors exchanged messages locally (on the same platform), and as the digital network gradually expanded, messaging became nationwide. Amway distributors have a greater presence in suburban and rural areas than in most major metropolitan cities. Amway distributors are also encouraged to sell Amvox voice mailboxes.

The digital network was completed in 1991, allowing nationwide messaging on the Centigram platforms.

     Unlike Voice-Tel, the other two major competitors in the industry, Octel Network Services and VoiceCom, market principally to large, multi-location corporate accounts. To highlight some of the differences, Voice-Tel service offers: (i) Simplicity; (ii) Inexpensive and competitive services in comparison with RBOC services; (iii) Direct inward dial (DID); (iv) Local
access - no need for 800 usage charges; Toll savers; (v)   Local sales and
local customer support; (vi) Nationwide and international messaging with local access available; and (vii) Many individual accounts. Options include:
Pager activation; Outdial message notification; 800 service for customers who feel they need it for their customers; and Revert to operator.

     From the beginning, Voice-Tel has marketed a service that the Company believes is simple to learn and use, and is free of complicated and expensive "bells and whistles." Voice-Tel, (and Amway/Amvox) mailboxes are DID numbers. The customer is assigned a seven-digit local DID telephone number. The customer can have a white page listing in their name even though Voice-Tel is the customer of record for a DID number. This is possible under the provisions of the RBOC joint user group tariffs.

     The mailboxes can provide: (i) Voice messaging; (ii) Call answering;
(iii) Alternate telephone numbers; (iii) Menu boxes (directing callers to appropriate mailbox); (iv) Broadcasting; and (v) Audiotex.

     Unlike users of the RBOCs' voice mail services, Voice-Tel customers are classified neither as residential nor business accounts because the DID mailboxes are not associated with the customers' existing telephone numbers. The Amway distributors can be considered hybrid customers in that they typically work from their homes on residential lines. The Voice-Tel corporate accounts more closely resemble RBOC business customers, except that Voice-Tel customers need to receive and send messages to other locations.

     Historically, the Voice-Tel franchisees have had the greatest success selling to small and medium-size service accounts, such as real estate offices, and financial services. The sales emphasis is on network-based messaging rather than simple call answering.

     The Voice-Tel franchisees have targeted small to mid-size accounts because of the need to sell within their territory. At year-end 1994,

Voice-Tel had local access in 3,485 cities in the US (46 states), and 15 cities in Puerto Rico, Canada, Australia and New Zealand.

     Voice-Tel currently has local access in approximately 3,500 domestic cities. In these terms, Voice-Tel is the closest to having a ubiquitous network. However, by using Centigram platforms exclusively, a caller using a different platform cannot now message with a Voice-Tel customer, or vice versa.

     A universal network, with ubiquitous access and inter-machine operability, would offer a powerful asset for securing national accounts and augmenting the Amway individual mailbox sales and messaging revenues. Voice-Tel has concentrated on expansion for the past several years both domestically and internationally. It is unknown whether or not Voice-Tel will invest in the research and development of the necessary software to implement inter-machine functionality.

     Long Distance Telephone Service

     Debit cards enable a caller to make long distance toll charge calls from any touch tone telephone at lower rates than many alternatives, and assists users in budgeting their telephone usage. Additionally, debit cards have instructions in various languages, and loss or theft amount is limited to the value remaining on the debit card.

     Traditional users of debit cards include military personnel, college students and their parents, foreign exchange students, foreign visitors, tourists, Inner-city residents, Ship employees-crew members, sales personnel, hospital employees and patients, migrant workers, truck drivers, nursing home patients, and business travelers.

     In the United States, this segment of the industry is in its infancy and is growing rapidly. Industry sources estimate that more than 500 companies are making and selling debit cards, including companies such as MCI and Sprint. Sales of the cards was approximately $65 million in 1993 and $325 million in 1994. By the first quarter of 1996, industry experts expect sales to reach the annual rate of at least $1 billion. In 1994, the international debit card business was estimated at $4 billion. The Japanese telephone debit card business was estimated to be $2.5 billion in 1994. The Company anticipates entering this market in 1996.

     Other Services

     Presently, the Company offers paging services of third party vendors that it resells to its customers. The pagers are connected to the customer's voice mailbox, so that when messages are deposited in a customer's box, they are routed to the pager and their pager alerts them to call their voice mailbox.

Competition

     General

     The voice messaging market, which includes voice mail and other voice processing services, and the debit card market is fragmented, but highly competitive due principally to the number of providers of telecommunications services, certain of which have greater financial resources and more experience than the Company. The costs and features of voice processing equipment vary widely and the Company believes that the primary factor governing the acceptance of a system is the ease of use or "user friendliness" of the system.

     Competition among National Network-Based Voice Message
     Service Providers

     The Company views the voice processing industry as presently divided into two segments. The first segment consists of companies that are voice processing service providers of national and international network based voice messaging services. The second segment consists of the Regional Bell Operating Companies voice mail (call coverage) services. The first segment is considered by the Company as its primary competition at the present time.

     The Company views three entities as the national voice messaging service providers, Octel (ONS), VoiceCom, and Voice-Tel Enterprises, Inc. (VTE). ONS and VoiceCom have historically targeted multi-location business accounts. Many, if not most, of their customers have a CPE voice mail platform (or a CPE PBX with a voice mail option) at their headquarters. These size companies use their CPE voice mail for call answering, intra-office messaging and, perhaps, use automated attendant features. VTE's customer base does not fit the above description in that it has many single mailbox customers in addition to corporate accounts. Voice-Tel has not historically targeted the very large, multi-location accounts as have the other nationals.

     The nationals' typical business customer has branch offices and/or field personnel. The cost to purchase a voice mail platform can not easily be cost justified for small branch offices. Cost aside, local branch voice mail systems do not permit voice messaging with the home office. The nationals have sold to large users as well as smaller to mid-size accounts. A smaller account may not have branch offices but, rather field personnel dispersed around the country. Some or many of the field personnel may work from their homes.

     The convenience of 800 access is apparent to field sales, service and work-at-home personnel, and traveling executives. Local access (with telco local calling charges) is generally less expensive than 800 usage, but requires change at public pay phones, calling cards and/or increased charges on phone bills in areas that do not offer flat charge calling programs. The disadvantage of 800 access is additional cost and variable monthly usage charges.

     The Company believes that the power of the network-based message services is the ability to message and exchange information from one location to another regardless of time zones and other field conditions. Sales personnel can determine inventory availability, report sales, or inquire if an order has been shipped. Service personnel can report service problems, or request replacement parts. Executives can receive and dispense important and timely information with a single call.

     The nationals' service offerings can be used as call answering by forwarding callers on "busy" or "no answer" conditions from small offices or home numbers. As for the alternative, local RBOC voice mail can be used for simple call answering. The shortcoming of using RBOC call answering for the mid-size to large customer is the inability to pass an important message to headquarters for follow-up; a simple task on a network-based message service.

     The ability to create a message and have it delivered to many people at several locations, and to answer a message (perhaps attaching additional comments to it and passing it on to other users on the network) are not possible on today's RBOC call answering voice mail services. Prior to the new Telecom law, the RBOCs were prohibited from message transport outside of their local service area.

     The recently passed telecom legislation in Congress will allow the RBOCs into long-distance services. The Company expects the RBOCs, either through the landline networks or through their wireless ventures to initiate nationwide messaging services.

     ONS, (previously Tigon), and VoiceCom have added many features and capabilities to enhance the value of the basic voice mail services offered to businesses. Voice-Tel has taken a different approach by offering a no frills, easy to use, voice mail network with local access in all major metropolitan areas throughout the contiguous United States. Voice-Tel is also the exception to the other nationals in that the company has many single mailbox customers. In RBOC terms, these single mailbox customers would be called residential customers. A large percentage of Voice-Tel's customers are Amway distributors who commonly work from their homes. Amway distributors can sell a voice mail product called Amvox through a distribution agreement between Voice-Tel and Amway. Voice-Tel also has many multi-location business accounts sold by he local franchisees such as the Company.

     Limitations on Today's Voice Messaging Systems

       The existing voice mail message networks all have limited access. Voice-Tel currently has the greatest local access coverage with approximately 3,500 cities in the United States. However, what remains to be developed is a truly ubiquitous network. This would include two key elements, as is the case with fax machines: (1) Local access from any telephone number (to avoid costly 800 usage); and (2) The ability to exchange messages from one voice mail platform to any other voice mail platform.



Item 6. Exhibits and Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                          SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Communications/USA, Inc.
 ............................................................................
                         (Registrant)

Date: November 19, 1996                BY: /s/Raul E. Balsera
                                       Raul E. Balsera, Chief
                                       Executive Officer

                             FINANCIAL STATEMENTS

[CAPTION]

COMMUNICATIONS/USA,INC.
CONSOLIDATED BALANCE SHEETS



                                                Sep.30.96        Dec. 31, 96
                                                (Unaudited)      (Audited)


Assets:
Current Assets:
    Cash and Cash Equivalents                   $      50,453    $    94,120
    Accounts Receivable                                40,777         94,942
    Receivable from Affiliate Company                  88,284            -
    Other Current Assets                                1,400          1,400
         Total Current Assets                         180,914        190,462

 Property and Equipment-Net                           314,861        225,667
 Intangible Assets-Net                              2,866,401      2,975,495
                                              $     3,362,176    $ 3,391,624

 Liabilities and Shareholders' Equity
 Current Liabilities
   Accounts Payable and Accrued Expenses      $        82,674    $    54,692

 Obligation under capital leases                      108,191        112,982
 Long Term Debt                                       183,629        350,348
 Notes Payable to Shareholders                        175,349        286,640
        Total Liabilities                             549,843        804,662

Preferred Stock: 14% cumulative,convertible
$3.75 par value,5,000,000 authorized, 23,750
shares issued and outstanding                          89,062         89,062
Common Stock: $.01 par value, 50,000,000
authorized, 4,634,464 shares issued and
oustanding                                             46,344         46,011
Additional paid-in-Capital                          2,836,186      2,608,452
Retained Earnings(Loss)                              (159,259)      (156,563)
        Total Shareholders'Equity                   2,812,333      2,586,962
    Total Liabilities and Equity              $     3,362,176   $  3,391,624



COMMUNICATIONS/USA, INC.
STATEMENT OF INCOME , RETAINED EARNINGS
AND INCOME PER COMMON SHARE

                                                For the Nine Months Ended
                                        Sep. 30, 96            Sep.30, 95


Net Sales                               $       776,414       $      -
Cost of Sales                                    79,172              -

     Gross Margin                               697,242              -

General and Administrative Expenses             674,576            87,596
Depreciation Expense                             36,470              -
Amortization of Intangibles                     109,095              -

     Operating Income (Loss)                   (122,899)          (87,596)

Other Income                                    225,000              -
Interest Expense                                 95,544            17,469

          Net Income (Loss)            $          6,557       $  (105,065)

Retained Earnings (Loss) 12/31/95              (156,563)             -
Preferred Stock Dividend-9/30/96                 (9,253)             -
Retained Earnings(Loss)- 9/30/96               (159,259)      $  (105,065)

Income(Loss) per Common Share          $          0.001       $    (0.025)
Average number of shares outstanding
during the period                             4,630,621         4,219,952


COMMUNICATIONS/USA, INC.
STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 1996


Cash Flows from Operating Activities
  Net Income (Loss)                                             $  6,557
Adjustments to Reconcile net loss to net cash
 (used for ) provided by operating activities:
    Depreciation                                                  36,470
    Income from debt assumption by affiliate                    (225,000)
    Amortizations                                                109,095
Change in operating assets and liabilities
Decrease in Accounts receivable                                   54,165
(Increase) in Affiliate Receivable                               (88,284)
Increase in Accounts Payable and Accrued Expenses                 27,982
         Net cash provided(used)by operations                    (79,015)

Cash Flows from Investing Activities
  Equipment Purchases                                           (125,662)

Cash Flows from Financing activities
Proceeds from Long Term Debt-Net                                  58,201
Payment of Shareholders Notes                                   (111,291)
Payment of Capital Lease Obligations-Net                          (4,791)
Proceeds from sale of common stock-net                           218,891
        Net cash provided(used) by financing activities          161,010

Net Change in cash                                               (43,667)

Cash at beginning of Period                                       94,120
Cash at end of Period                                          $  50,453


COMMUNICATIONS/USA, INC.
STATEMENT OF INCOME, AND INCOME (LOSS) PER COMMON SHARE

                                                  For the Three Months Ended
                                            Sep. 30, 96             Sep. 30, 96


Net Sales                                   $  269,460              $     -
Cost of Sales                                   19,945                    -
                Gross Margin                   249,515                    -

General and Administrative Expenses            156,796                  87,596
Depreciation Expense                            12,150                    -
Amortization of Intangibles                     12,991                    -

           Operating Income (Loss)              67,578                 (87,596)

Other Income                                   225,000                    -
Interest Expense                                43,393                  17,469

                                            $  249,185              $ (105,065)


Income Per Common Share                     $    0.054              $   (0.025)

Average number of shares outstanding
 during the period                           4,634,564               4,219,952


                              NOTES TO FINANCIAL STATEMENTS

Communications/ USA, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1996



A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Purpose- Communications/USA, Inc.(the Company)was organized under the laws of the State of Florida in 1992. It was inactive until May of 1995 when it began to market its stock and negotiate to purchase interactive voice messaging franchises and related companies.

Principles of Consolidation- The consolidated financial statements include the accounts of the company's wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Interim adjustments- The condensed financial statements herein presented include all adjustments necessary to make them conform to generally accepted accounting principles, consistently applied with prior periods.

Property, Equipment and Intangible Assets-Property and Equipment are recorded at cost. Depreciation is recorded based on the estimated useful lives of the assets.

 The Intangible assets arise from the consideration given by the company for the acquisition of franchise rights and customer lists. The allocation of cost was determined by applying present value techniques to expected cash flows over the life of the franchise agreements(20 years). Amortization is computed over the life of the franchise agreements.

Earnings(loss) per common share- Was determined by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period.

B. Acquisitions

On June 5, 1995, the company acquired all of the assets of two Florida partnerships. The partnerships were in the business of acquiring licenses from the Federal Communications Commission(FCC) to purchase air time to provide interactive video and data services to the public. The company exchanged 213,652 shares of its common stock for all of the assets of the partnership. The total consideration aggregated $341,843.

The company acquired all the common stock of Gulf Coast Communications, Inc.(GCC) for an aggregate price of $1,487,500($550,000 in cash and notes, and 250,000 shares of common stock).The transaction was recorded as a purchase. GCC is in the business of providing interactive voice messaging to a broad customer base, through its Voice-Tel franchise.

The company also acquired the assets, including the Voice-Tel franchise rights, of another company in a transaction valued at $1,405,000.In exchange for the assets the company issued 312,500 shares of common stock and assumed approximately $232,000 of debt.

In January of 1996, the company's majority shareholder exchanged his common stock(approximately 55% of the company's stock)for approximately 83% of the common stock of an inactive public company.

C. Debt.

Obligations under capital leases are primarily for telephone and computer equipment, with maturities of approximately 36 months. The effective interest rates for these leases are between 13%-22%.

Notes Payable to Shareholders are related to the acquisitions of the company's subsidiaries and Voice-Tel franchises. These notes mature from one to five years and have interest rates ranging from 7-10% per annum.

Long Term Debt consists of bank debt associated with the purchase of the Voice-Tel franchises, have maturities of five years with interest rates ranging from 7-10% per annum.

D. COMMITMENTS

The company leases various office space for its main office and subsidiary locations. The company also leases office space where the telephone and computer equipment, needed to operate its Voice-Tel franchises, are located. The aggregate annual rental payments are as follows:


     1996     $29,585
     1997      19,403
     1998      10,695

     1999       8,291
     2000       4,400

E. Employee Stock Option Plan

The 1995 Employee Stock Option Plan(the Plan) was adopted by the Board of Directors of the Company on May 4, 1995 and was approved by the shareholders on May 10, 1995.The Plan provides for the granting of options to purchase an aggregate of 250,000 shares of the company's common stock to officers and other employees of the company. As of the dte of the balance sheet options to purchase 50,000 common shares have been granted. To date none have been exercised.