Form 10KSB
period 1996-12-31
COMMUNICATIONS USA INC
filed 1997-04-09
CIK 1001270

U.S. Securities and Exchange Commission

                            Washington, DC 20549

                                 FORM 10KSB


x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934

                For the Fiscal Year ended December 31, 1996

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

From the Transition period from __________ to ___________


                         Commission File Number : 0-28398


                             Communications/USA, Inc.
                   (Name of Small Business Issuer in its charter)

          Florida                                          65-0576171
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


4175 E. Bay Drive, Suite 260, Clearwater, Florida           33426
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number,  (813) 524-1711

Securities to be registered under Section 12(b) of the Act:

Title of each class                         Name of each exchange on which
to be so registered                         each class is to be registered


Securities  registered under Section 12(g) of the Act:

Common Stock, par value $.01

                               (Title of class)

                               (Title of class)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX   No  ________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form
10KSB .   x

Revenues for its most recent fiscal year:  $ 1,069,550

Aggregate market value of the voting stock held by non- affiliates at the price the securities were sold.
$ 990,034

Number of shares outstanding as of March 31, 1997: 3,893,309.

                                  PART I


Item 1. Description of Business. (101)

     (a) Business Development.

     Communications/USA, Inc. ("Comm/USA"), a Florida corporation, was incorporated in December, 1992. In May, 1995, Comm/USA executed a contract to acquire all of the issued and outstanding shares of Gulf Coast Communications, Inc. ("Gulf Coast") d/b/a Voice-Tel of West Florida, a Florida corporation. The transaction closed on November 28, 1995. In October, 1995, Comm/USA assigned all of its right, title and interest in the Gulf Coast contract to CommTel/USA, Inc. ("Comm/Tel"), a Florida corporation, Comm/USA's wholly owned subsidiary. Gulf Coast was organized in June, 1989 and Comm/Tel was organized in August, 1995. In October, 1995, Comm/Tel executed an agreement to acquire all of the assets of Feiman & Holliday, Inc., a Florida corporation d/b/a Voice-Tel of Southwest Florida ("Voice-Tel SWF") and closed on the transaction on November 28, 1995. Additionally, in October, 1995, Comm/Tel executed a contract with the owner of forty-five percent (45%) of the common shares of Holt & Feiman, Inc., d/b/a Voice-Tel of Tallahassee, Inc. ("Voice-Tel TAL"), a Florida corporation, to purchase forty-five percent (45%) of Voice-Tel TAL. The latter was later rescinded, and no new negotiations have taken place at the date of the Form 10KSB.

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

      Comm/Tel acquired the assets of Voice-Tel SWF pursuant to an asset purchase agreement dated October 23, 1995, between Comm/Tel and Voice-Tel SWF. The asset purchase agreement provides for Comm/Tel's acquisition of certain assets of Voice-Tel SWF, including Voice-Tel SWF's rights under its franchise agreement with Voice-Tel Enterprises, Inc. ("Voice-Tel"), telecommunications equipment, and a rebate of certain telecommunications cost from Voice-Tel in the amount of $6,000. In exchange, Comm/Tel (i) assumed approximately $235,000 of Voice-Tel SWF's liabilities, (ii) transferred $30,000 in cash to certain stockholders of Voice-Tel SWF, and (iii) transferred 312,500 shares of Common Stock to the shareholders of Voice-Tel SWF.

     The term "the Company" that is used throughout this section includes Comm/USA, Comm/Tel, Gulf Coast, and Voice-Tel SWF. Other than the fact that Gulf Coast and Voice-Tel SWF held franchise agreements from Voice-Tel that were material to their acquisition as described above, there has been no prior affiliation between Voice-Tel, Gulf Coast, Voice-Tel SWF and/or the Company.

     (b) Business of the Company

     The Company owns and operates interactive voice messaging franchises in the Voice-Tel system. Voice-Tel is the most widespread interactive voice messaging company in the United States, operating a digital telecommunications network through independently owned franchisees. The network covers the greatest geographic area in the industry, and includes approximately 3,500 cities. The system operates on proprietary software which was created by Centigram Communications Corporation. According to Centigram, the Voice-Tel system accounted for less than 10% of Centigram's revenues since 1993. The Voice-Tel system operates through a "network" which connects all of the Voice-Tel franchises together and permits messaging among all of the customers of all of the franchisees. This network, which connects approximately 3,500 cities, interconnects approximately 400,000 customers who use Voice-Tel messaging to communicate. Although Centigram provides messaging equipment to companies other than Voice-Tel, none of its other customers interconnects as many individuals and cities as Voice-Tel. Other than the contractual agreements between Centigram and Voice-Tel for provision of hardware and software, the Company is not aware of any other affiliation between Centigram and Voice-Tel.

     The Company operates in the following sales territories: (i) the cities of Tampa, St. Petersburg, Clearwater, Largo, Bradenton, and Sarasota; and (ii) the Metropolitan Statistical Areas of Lakeland-Winter Haven,
Melbourne-Titusville-Palm Bay, Fort Pierce, Fort Myers-Cape Coral, and Naples.

     The Company was originally formed for the purpose of becoming an equipment leasing company. The original concept was abandoned and the controlling shareholder thereafter sought additional business opportunities for the Company, which culminated with the execution of the agreements to acquire Voice-Tel franchises.


History of the Voice Mail/Voice Messaging Industry

     Voice mail began in 1964 as a result of the Carterphone decision giving residential and business customers the right to own and maintain telephone equipment, The Carterphone decision gave rise to the computer premises equipment "CPE" interconnect industry, including telephone sets, telephone answering devices (TADs), key and hybrid systems, PBXs and, ultimately, voice mail systems.

     The high acceptance of TADs indicated that individuals wanted their telephone answered when they were unable to answer a call personally. The early TADs were not particularly reliable, being essentially simple tape recorders that reused the same tape until it jammed or tore. The voice quality was generally raspy, attributable to the reuse of the tape. The early machines did not offer remote pickup or toll savers, nor the ability to change
the  greeting remotely.   Sales continued to demonstrate the public's desire
to have their calls answered automatically despite the mediocre quality of the early TADS.

     In 1979-1980, prior to divestiture, AT&T attempted to conduct a voice mail service trial in what was then Pennsylvania Bell. The Federal Communications Commission (FCC), however, blocked the voice mail trial on the grounds that voice mail was to be considered "data processing."

     The early voice mail manufacturers directed their late 1970s/early 1980s products and sales efforts to the business marketplace. The PBX manufacturers began to offer voice mail as an option, also addressing the business segment. Both the voice mail and PBX vendors were targeting large customers since early voice mail platforms and PBX voice mail options were expensive. While the residential market clearly wanted their calls answered, many businesses were leery of offending their callers because of real and/or perceived bias against "talking to a machine." A second generation of voice mail manufacturers entered the market in the early 1980s, offering smaller, more affordable systems for the small to mid-size business marketplace.

      Consumer (or residential) customers continued to have only one option, the telephone answering devices, although the TADs were gradually improving in quality and reliability. By the late 1980s, "talking to a machine" had become routine in both the residential and business communities.

      Until this point, the vast majority of voice mail systems were being used for automated call answering, although interoffice messaging was available to the corporate users. Many companies found their employees continued to walk down the hall to talk in person instead of using their voice mail platform to message back and forth. Human behavior, like taking a work break to walk down the hall, will likely continue, but having employees accept the value of messaging is essential to effective implementations.

     In 1980, a new option was introduced to the American business market. A voice messaging service using proprietary software on a modified Digital Equipment Corporation (DEC) platform was introduced. Large multi-location accounts like Dow Jones, Procter and Gamble, TWA and other airlines used the system.

     As an alternative to CPE, voice messaging services began to be introduced. Tigon in 1983, (now Octel Network Services), VoiceCom in 1984 and Voice-Tel in 1990 offered interLATA national (and international) voice messaging.

     In certain cases, these services can be used as call answering, but the primary advantage is the ability to exchange messages with field personnel, customers, vendors, and others. The secondary advantage is that the maintenance of the voice mail platforms is performed by the service providers.

     Outsourcing became a growing trend, with very large corporate users having the service providers maintain the customers' CPE equipment at headquarters. Providers also offered service for smaller field branches and offsite personnel where the cost of CPE voice mail platforms could not be cost justified.

     The most common way for a user to access a Tigon or VoiceCom mailbox is to dial an 800 number. The cost of the 800 usage adds significantly to the monthly cost of the mailbox. By 1991, VoiceTel offered local access in most US major metropolitan areas. Voice-Tel franchisee offer local access by acquiring direct inward dialing (DID) numbers from local telephone companies (i.e.: companies that offer local telephone service in their specific locations). A DID number is simply a seven digit telephone number. These DIDs are purchased by the Voice-Tel franchisee in bulk and then issued to each "voice mailbox" which is assigned to an end user. By having Centigram equipment connected to the local telephone service provider, Voice-Tel franchisees can offer local service. Companies like Tigon and VoiceCom would need to have telecommunications equipment in numerous locations to be able to offer local access. Companies such as these can save money by having equipment in only one or a small number of locations, and can then offer service through an 800 number. The Company is not presently aware on any initiative by either Tigon or VoiceCom to offer local access.

     During post-divestiture in the mid-1980s, the Regional Bell Operating Companies (RBOCs) began to explore opportunities to offer voice mail service. In the late 1980s, several trials were underway. By 1990, four of the RBOCs were in the voice mail service business, with the other three joining in by 1992.

     Six of the RBOCs have had greater success with the residential market than the business market, averaging 80% residential to 20% business. The Pacific Bell RBOC is the exception, with more than 60% business mailboxes at year-end 1994.

         The TADs continued to improve in quality and were being incorporated into telephone sets, along with enhanced features such as speed dialing, redial, and conference calling. In the early 1990s, digital answering devices were introduced with greatly enhanced quality, capacity and features and a higher price tag.


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

     Management believes that the acquisition of Amvox was attractive to Voice-Tel for many reasons including (i) Amvox used Centigram platforms exclusively; (ii) Amvox had significant coverage in the western two thirds of the country; (iii) Amvox locations tripled VoiceTel's city coverage; and (iv) Amvox had a business alliance with Amway Corporation. The Company believes that the business alliance with Amway was significant for three reasons: (i) Amway had a significant investment in Amvox; (ii) Amway distributors bought Amvox mailboxes for their own use; and (iii) Amway distributors sold Amvox mailboxes.

     The Amway affiliation has continued with Voice-Tel. Amway distributors represent more than a third of Voice-Tel's total customer base; Amway Corporation also has a 20 percent ownership in Voice-tel. One of the major advantages of the relationship is the 'built-in" customer base when a new location is opened. The Amway distributors are given advance knowledge of the new service and are ready to sign-up. Amway distributors communicate with their superior and subordinate distributors (multi-level marketing) via voice messaging. Originally, Amway distributors exchanged messages locally (on the same platform), and as the digital network gradually expanded, messaging became nationwide. Amway distributors have a greater presence in suburban and rural areas than in most major metropolitan cities. Amway distributors are also encouraged to sell Amvox voice mailboxes. The digital network was completed in 1991, allowing nationwide messaging on the Centigram platforms.

     Unlike Voice-Tel, Octel Network Services and VoiceCom (see "Competition") market principally to large, multi-location corporate accounts. To highlight some of the differences, Voice-Tel service offers: (i) Simplicity; (ii) Inexpensive and competitive services in comparison with RBOC services; (iii) Direct inward dial (DID); (iv) Local access - no need for 800 usage charges;
Toll savers; (v)   Local sales and local customer support; (vi)  Nationwide
and international messaging with local access available; and (vii) Many individual accounts. Options include: Pager activation; Outdial message notification; 800 service for customers who feel they need it for their customers; and Revert to operator.

     From the beginning, Voice-Tel has marketed a service that is simple to learn and use, and is free of complicated and expensive "bells and whistles." Voice-Tel, (and Amway/Amvox) mailboxes are DID numbers. The customer is assigned a seven-digit local DID telephone number. The customer can have a white page listing in their name even though Voice-Tel is the customer of record for a DID number. This is possible under the provisions of the RBOC joint user group tariffs.

     The mailboxes can provide: (i) Voice messaging; (ii) Call answering;
(iii) Alternate telephone numbers; (iii) Menu boxes (directing callers to appropriate mailbox); (iv) Broadcasting; and (v) Audiotex.

     Unlike users of the RBOCs' voice mail services, Voice-Tel customer are classified neither as residential nor business accounts because the DID mailboxes are not associated with the customers' existing telephone numbers. The Amway distributors can be considered hybrid customers in that they typically work from their homes on residential lines. The Voice-Tel corporate accounts more closely resemble RBOC business customers, except that Voice-Tel customers need to receive and send messages to other locations.

     Historically, the Voice-Tel franchisees have had the greatest success selling to small and medium-size service accounts, such as real estate offices and financial services. The sales emphasis is on network-based messaging rather than simple call answering.

     The Voice-Tel franchisees have targeted small to mid-size accounts because of the need to sell within their territory. At year-end 1994, Voice-Tel had local access in 3,485 cities in the US (46 states), and 15 cities in Puerto Rico, Canada, Australia and New Zealand.

Voice-Tel currently has local access in approximately 3,500 domestic cities. In these terms, Voicetel is the closest to having an ubiquitous network. However, by using Centigram platforms exclusively, a caller using a different platform cannot now message with a Voicetel customer, or vice versa.

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

     Users of voice messaging include multilevel marketing companies, such as Amway Corporation and Excel Telecommunications, and corporations or individuals who desire interactive voice messaging, e.g. local real estate brokers who desire to be able to communicate with their agents, and companies with field sales and service forces.

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

     In the United States, this segment of the industry is in its infancy and is growing rapidly. Industry sources estimate that more than 500 companies are making and selling debit cards, including companies such as MCI and Sprint. Sales of the cards was approximately $65 million in 1993 and $325 million in 1994. By the first quarter of 1996, industry experts expected sales to reach the annual rate of at least $1 billion. In 1994, the international debit card business was estimated at $4 billion. The Japanese telephone debit card business was estimated to be $2.5 billion in 1994.

     Other Services

     Presently, the Company offers paging services of a third party vendor that it resells to its customers. The pagers are connected to the customer's voice mailbox, so that when messages are deposited in a customer's box, they are routed to the pager and their pager alerts them to call their voice mailbox.

Distribution Methods

     Voice Messaging

     The Company distributes its voice messaging services through Voice-Tel, which is the most geographically diverse interactive voice messaging company in the United States. Voice-Tel operates a digital telecommunications network through independently owned franchisees. The Voice-Tel network covers the greatest geographic area in the industry, and includes over 3,500 cities. The system operates on proprietary software which was created by Centigram Communications Corporation. The Company distributes its services through two primary types of accounts, national accounts and corporate/retail accounts.

     Approximately 60% of the Company's revenue is derived from Voice-Tel's national accounts. One of the largest user groups of Voice-Tel services is the Amway Corporation ("Amway") through its independent distributors. Voice-Tel messaging service is marketed under the name "Amvox" to Amway distributors. In addition, more than one million Amway distributors are authorized to resell Voice-Tel services to their customer bases. Any compensation paid to the Amway distributors for resale of Voice-Tel services is paid by Amway. Amway pays the Company the same rate for its services whether they are sold to Amway distributors or to end users by Amway distributors. Voice-Tel also has a national account agreement with Century 21 Real Estate to provide voice messaging services to real estate brokers across the nation that are affiliated with Century 21. Additionally, Voice-Tel has national account agreements with other large companies including Mailboxes, Etc., Primerica Financial Services, Discovery Toys, Norwest Mortgage, Centigram Communications Corporation, Val Pak, Inc., National Safety Associates ("NSA"), Traveler's Insurance Company, and Excel Telecommunications, Inc.

     Approximately 40% of the Company's revenue is derived from corporate/retail accounts. The corporate accounts are corporations or individuals who desire interactive messaging. Typically, these accounts consist of local business persons such as real estate brokers or other professionals who desire to communicate with their agents through this medium. Primary targets for the service include companies with field sales and service forces.

     The Company believes that in certain areas various industries tend to become interdependent on the Voice-Tel system, which causes related parties to join the system. For example, many Realtors use the system. The addition of local mortgage brokers, banks, real estate lawyers, title companies, surveyors and local zoning agencies could enhance the business of all of these customers.

     Debit Cards

     The Company is presently investigating the potential for distributing debit cards to the public through contracts with national common carriers, whereby the Company would purchase long distance telephone time at high volume usage wholesale rates and resell this time to its customers at its own discounted retail rates (which are believed to be 10% to 60% below the AT&T tariffed rates). This plan of distribution benefits customers because the Company can eliminate the surcharges typically imposed by the major long distance carriers. The Company is presently negotiating with a number of providers of telephone switching equipment in order to be able to produce, issue and sell telephone debit cards.

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

     ONS, (previously Tigon), and VoiceCom have added many features and capabilities to enhance the value of the basic voice mail services offered to businesses. Voice-Tel has taken a different approach by offering a no frills, easy to use, voice mail network with local access in all major metropolitan areas throughout the contiguous United States. Voice-Tel is also the exception to the other nationals in that the company has many single mailbox customers. In RBOC terms, these single mailbox customers would be called residential customers. A large percentage of Voice-Tel's customers are Amwav distributors who commonly work from their homes. Amway distributors can sell a voice mail product called Amvox through a distribution agreement between VoiceTel and Amway. VoiceTel also has many multi-location business accounts sold by the local franchisees such as the Company.

     Limitations on Today's Voice Messaging Systems

       The existing voice mail message networks all have limited access. Voice-Tel currently has the greatest local access coverage with approximately 3500 cities in the United States. However, what remains to be developed is a truly ubiquitous network. This would include two key elements, as is the case with fax machines: (1)Local access from any telephone number (to avoid costly 800 usage); and (2) The ability to exchange messages from one voice mail platform to any other voice mail platform.


Specific Competitors

     Octel Network Services

     Octel Network Services (ONS) is the successor to Tigon. Tigon was founded in 1983 as a spin-off of VMX. VMX had originally used a service approach to give prospective CPE customers an opportunity to become familiar with voice mail before committing to a large capital investment.

     Historically, Tigon's expertise was in the sale of voice message networking applications to Fortune 1000, multiple-site accounts. Its flagship accounts included Bank of America, Ford Motor Company and Ford Dealerships, Kodak, Kraft and Texas Instruments. These accounts represented 75% of its total number of mailboxes.

     Tigon practiced a non-vertical marketing approach. It considers any large, multi-location company, especially with international needs, to be a prime target. Tigon had sales success in approaching its accounts' vendors and customers in order to capture their network messaging such as the Ford Dealerships.

     Ameritech purchased Tigon in October 1988 for an amount believed to be $40 million. Tigon operated as a separate subsidiary during its time with Ameritech and was subject to the regulatory restraints imposed on the RBOCs. Ameritech concentrated its residential voice mail efforts in Chicago and Indianapolis. It should be noted that Tigon's positive sales results with business accounts did not offer any value in selling to residential customers. After three years, Ameritech reported a total of 10,000 residential voice mailboxes.

     In September 1992, Octel purchased Tigon from Ameritech for less than book value, reportedly $12 million. Tigon's annual revenue at the time was approximately $20 million. Under the terms of purchase, Tigon was to continue to provide Ameritech with residential voice mail and business voice processing services using Octel Sierra central office (CO) hardware. Tigon was also to continue to provide customer service and customer support for Ameritech's business and residential accounts. Under the terms of the agreement between Octel and Ameritech, the Tigon business accounts stayed with Tigon, a wholly-owned subsidiary of Octel Communications. The 10,000 residential mailboxes remained with Ameritech. Tigon continued to support customers on the Octel Sierra platforms and on the original VMX5000 platforms.

     Tigon, now known as Octel Network Services (ONS), continues to support the Ameritech customers and its existing business customers, including several state and local governments. In addition to its corporate accounts, ONS has 25 distributors that resell its services, including telcos, InterExchange Carriers (IXCs), and Telemanagement companies, under private brand names.

     Domestic sales activity represents 99% of total sales revenue. However, business alliances, originally formed by Tigon, remain in place in Japan, Australia, Canada, and UK/Europe.

     New ONS sales activity is being handled by the Octel national sales force seeking new corporate accounts and/or to upgrade existing accounts. ONS continues to seek new distributor agreements with telcos, IXCs and other types of resellers. ONS has local access available in 24 US cities and 12 countries.

     As a result of recent strategic acquisitions, many industry analysts believe that Octel will remain the dominant player in the field. AT&T, Nortel and Centigram all have significant success in the sale of CPE voice mail platforms, but do not have a voice mail network in place.

     Octel has a range of small to very large platforms for CPE and CO sales. With the acquisition of Tigon, Octel gained considerable expertise in network management, facilities management and outsourcing services. Octel is in an excellent position, being the only major voice mail manufacturer with an implemented message network in place with an embedded customer base.

     Octel, should it choose, has the in-house intelligence and financial resources to develop and market a truly universal message network. AT&T certainly has the capability and resources to implement a network, but may lack the motivation to do so, fearing potential loss of long-distance revenue.

     The critical step in implementing a universal network will be the development of software to facilitate inter-machine operability with all the major voice mail platforms. The audio messaging interchange specification
(AMIS) analog, a standard for networking voice mail systems, is within easy reach, but would lack feature-rich functionality expected in the business marketplace. A digital solution would be ideal, as it could provide greater functionality and quality.

     A universal network developed by Octel, or another vendor, will open new revenue streams, just as facsimile compatibility did many years ago. The opportunities include businesses, affinity groups and consumers with extended families. In addition to direct sales, Octel's distribution channels such as telcos and other resellers would benefit from a universal network by opening new applications and sales possibilities.

     VoiceCom Systems, Inc.

     VoiceCom is a privately-held company founded in 1984. In January 1991, VoiceCom acquired Wang Information Services. In September 1992, they bought Async from MCI. For several years, VoiceCom was the e exclusive sales agent for AT&T's voice mail services. VoiceCom marketed and supported AT&T Audix customers that preferred a service solution to the purchase of CPE voice mail. The relationship ended in 1993. The AT&T CPE sales force may have found it difficult selling against their own product.

     In its early days, VoiceCom's services and marketing strategy closely resembled Tigon's. They targeted multiple-site accounts with a need for voice mail and messaging. VoiceCom had success with medium-size companies with dispersed personnel and about a dozen large accounts.

     As a result of the merger activity, VoiceCom found itself with a number of different platforms (none of which were integrated, although all were capable of AMIS analog) including Audix, VMX, Centigram and Octel Maxxum.

     In recent years, with the acquisition of Async in late 1992, the Company believes that VoiceCom has positioned itself to be an enhanced voice mail service provider with AccessOne. The service allows the user to dial a single 800 number. From that point on, using menu options, the caller can complete a number of actions including Voice messaging; Fax and information services; Custom calling; Multiple long-distance calls; International calls - outbound, inbound and callback; and Conference calls.

     Management believes that VoiceCom now targets companies with field personnel. Armed with private, public or cellular touch tone phones, personal digital assistants (PDAS) and laptops, the mobile professional can work from an automobile and/or home, eliminating the necessity for small regional branch offices. The cost of PDAs and laptop computers can be easily cost justified if a company can lower overhead by shutting down expensive field sites.

     For corporate headquarters, VoiceCom offers AccessOne Premise, which involves installing equipment on the customers' premises. This product appears to appeal primarily to low-end and high-end users, assuming the mid-size company can cost-justify and maintain CPE voice mail.

     VoiceCom customers use 800 access in the US and international access in 50 countries.

     In the past, it is Management's opinion that industry analysts believed VoiceCom lacked focus because of its merger activity, multiple platforms and products, and effort to be all things to all market niches. The company's recent emphasis on AccessOne, embracing the old Async product, could give VoiceCom the focus that has been missing. VoiceCom's service is distinctly different from ONS and Voice-Tel. With the shifting economy forcing companies to operate more efficiently, and given the increasing acceptance of telecommuting, the "onecall" AccessOne enhanced voice mail service could prove to be more successful now and in the near future than when Async originally introduced it in 1984.

     According to industry sources, in mid-1994 VoiceCom had 150,000 mail boxes and Tigon had 180,000 mail boxes, while Voice-Tel had 300,000. At the end of 1995, Voice-Tel had approximately 450,000.

     The Company believes that the most significant difference between its system versus that of its competitors is that the Company's service operates through local access numbers and provides the ability to connect its voice mail boxes to a customers home phone, car phone, office phone or local beeper while offering the extensive networking services such as broadcast messaging, which enables a message to be sent to many recipients with one call. However, there can be no assurance that the Company will be able to continue to effectively compete with its many competitors.

Dependence on few major customers

     The Company's revenues are primarily derived from two types of voice messaging accounts, Voice-Tel national accounts, and corporate/retail accounts. The national accounts comprise approximately 60% of the Company's revenues, and consists primarily of independent distributors for multilevel marketing companies, such as Amway. Amway accounts for approximately 60% of the Company's total revenues. Corporate/retail accounts comprise approximately 40% of the Company's total revenues, and are typically made up of a number of different corporations or individuals who desire interactive voice messaging. There is no individual corporate/retail account that represents in excess of 10% of the revenues of the Company. See "Management's Discussion and Analysis."

Trademarks

     The Company has filed for federal trademark protection of the name and logo of "Communications/USA, Inc." and is preparing to file for various calling card names for its debit cards.

Item 2. Description of Property.

     The Company's corporate offices as well as its principal operating subsidiary is located at 4175 East Bay Dr., Suite 260, Clearwater, FL 34624-6965, where the Company leases approximately 1,210 square feet of office space at prevailing market rates, pursuant to a three year lease which commenced on June 6, 1994, and terminates on May 31, 1997.

     The Company operates an equipment site at 2701 Cleveland Ave., Unit 11, Fort Myers, FL. This space is leased at prevailing market rates pursuant to a five year lease which commenced on August 15, 1995, and terminates on August 14, 2000.

     The Company operates a sales office and equipment site at 1717 Second Street, Suite E, Second Floor, Sarasota, FL 34236, where it leases approximately 800 square feet of space at prevailing market rates, pursuant to a five year lease which commenced on July 1, 1992, and terminates on June 30, 1997.

     The Company presently operates an equipment site, and intends to operate a sales office, at 12807 Hillsborough Avenue, Tampa, FL 33615, where it leases approximately 660 square feet of space at prevailing market rates, pursuant to a five year lease which commenced on July 14, 1994, and terminates on July 13, 1999.

     Operation of an equipment site means that the Company operates telecommunications equipment, such as Centigram equipment or telephone trunks and lines, at different locations. The Company does not resell telephone or computer equipment, but uses this equipment to provide its services.


Item 3. Legal Proceedings.

     Presently, the Company is not a party to, and does not anticipate being named as a party to, any pending legal proceeding, nor is any of its property the subject of a pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders:

     None

                                 PART II


Item 5. Market for Common Equity and Related Stockholder Matters. (201)

     (a) Presently there is no public trading market for the company's common stock.

     (b) As of the date of this report there are 183 holders of record of the company's common stock.

     (c) The company has not paid any dividends on its common stock for the last two fiscal years. There are no restrictions on the ability to pay dividends, if the operations are profitable.

Item 6. Management's Discussion and Analysis:

     Any discussion of 1995 results of operations assumes the entire fiscal year. The purchase of the company's subsidiaries did not take place until late in 1995 and as such only one month of the combined operations of the company are shown on the financial statements. Management felt that it would be more meaningful to the reader if the comparisons made were to like periods.

     Presently, the Company's source of income is from the sale of Voice-Tel services, with a small amount of income generated by the sale of pagers. The national accounts comprise approximately 60% of the Company's revenues. A typical account in this category is a multilevel marketing company. The largest national account, Amway, purchases a block of telephone numbers from the Company and then re-sells them to its independent distributors. All the incidentals of billing and collections are handled by Amway, with the Company receiving its revenues on a monthly basis. Service issues are handled by the Company. The other national accounts are handled in the same manner as the Company's corporate/retail accounts, which means that the Company bills the end user, collects from the end user and provides customer service to the end user.

     The Company's business is primarily derived from two types of voice messaging accounts, Voice-Tel national accounts, and corporate/retail accounts. The Company sold $1,069,550 and $804,759 for the years ended December 31, 1996 and 1995 respectively from messaging accounts. The growth was primarily attributed to opening new territories, and heavy emphasis on new National Accounts.

     The corporate/retail accounts typically comprise of corporations or individuals who desire interactive voice messaging. An example would be a local real estate broker who desires to be able to communicate with his/her agents through this medium. The other major target market is for companies with a field sales and service force.

     During 1995, Company raised approximately $650,000 through the sale of securities, the proceeds of which were used to pay the costs of the offering, and to purchase the stock of Gulf Coast Communications, Inc. The Company presently has no credit facilities. Accounts Receivable exceeded the revenues for the reported period because due to the inclusion of short term advances to a shareholder. These advances have been recovered in the subsequent periods. The Company collects its Accounts receivable in less than 30 days. Also, a portion of the sales are made through bank drafts and/or credit cards, thus accelerating the cash flow.

     In February 1996, the Company obtained a rate adjustment from its local telephone provider to more closely match the rates enjoyed by paging companies. Due to this favorable rate adjustment, the Company will experience a substantial reduction in telecommunications costs for 1996, this amounted to approximately $140,000 during 1996.

     Presently, the Company's cash flow is adequate to meet its operating expenditures for the next 12 months and management expects that the reduced telecommunications costs will make a positive significant impact on the Company's cash position over the next twelve months.

     During 1996, the Company spent approximately $152,000 in capital expenditures. This was necessary due to the growth of customers, as well as to take full advantage of reduced telecommunication expenses, and expanded territories. The Company does not expect to spend at this level during fiscal 1997. Capital expenditures, specifically speech hours, are a necessity in this industry, as customers increase.

     In order to accomplish its sales goals, the Company will be required to add sales employees. Management anticipates approximately two new sales positions to be created during the next fiscal year. The company presently has eight full time employees.

     On March 24, 1997, the Company entered into a non-binding letter of intent with Premier Technologies, Inc. The purpose of the letter is to investigate the possible merger of the Company with Premier. The transaction would be accomplished through the exchange of common stock. The transaction is expected to be finalized by the end of the second quarter of 1997.


Item 7. Financial Statements.

Item 8. Changes in and Disagreements with Accountants on
Accounting and  Financial Disclosure

     The Company has not, during its two most recent fiscal years, changed or has had any disagreement with is principal independent accountant.



                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with section 16(a) of the Exchange Act.

     The following table summarizes the Officers and Directors of the Company.


        Name                   Age        Position Held

        Raul E. Balsera        47         President and Director

        Robert B. Feiman       50         Vice President & Director

        David B. Runyan        45         Director


     The following is a brief account of the business experience and the educational background of the officers and director of the Company:

     Raul E. Balsera, 47, has been the President of the Company since August 12, 1996, Chief Financial Officer of the Company since April, 1995, and has served as President of the Company's subsidiary, CommTel/USA, Inc. since September 1995. Mr. Balsera has been a Certified Public Accountant since 1973, starting his career with the big six accounting firm of Arthur Andersen & Co. From 1980 until 1984 he was the Manager of General Accounting and Contract Administration at Sensormatic Electronics Corporation, a Florida based public company. For two years he served as Chief Financial Officer of Bio-Analytic

Laboratories, another publicly held Florida company. Mr. Balsera spent three additional years at Sensormatic as Director of Marketing Administration, where he was responsible for the administrative and financial functions of the Sales and Marketing departments. Since 1991 he has been practicing public accounting, concentrating on corporate taxation and Securities & Exchange Commission financial regulatory consulting. Mr. Balsera is a member of the National Association of Tax Professionals, the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Balsera obtained his Bachelor of Business Administration degree in Accounting and Management from Florida Atlantic University.

     Robert B. Feiman, 50, has served as Executive Vice President of the Company's subsidiary, CommTel/USA, Inc. since September 1995. Mr. Feiman's experience in the interactive voice messaging market includes opening the Tallahassee market. In Tallahassee, he designed, developed, introduced, and implemented niche market programs directed towards the unique market of Florida's capital city. His duties include the opening of the Company's new territories that have never had Voice-Tel service available, as well as assisting in the assimilation of acquired operating territories. In addition, he is in charge of managing sales for the national account segment of the Company's business. From 1985 until 1994 he was the President and Chief Operating Officer of Potomac Crane Corporation, a construction equipment sales and leasing service company. Mr. Feiman served in the United States Air Force as a Fighter Intercept Director and thereafter obtained his Bachelor of Science degree in Finance from Florida State University.

     David H. Runyan has been a partner in the Law Firm of Gibbs and Runyan P.A. for the past five years. Mr. Runyan specializes in contract as well as criminal law. Prior to going into private practice Mr. Runyan was Assistant United States Attorney for the Middle District of Florida, and Asst. State Attorney for Pinellas County, Florida. He received his JD from Stetson University Law School in 1977.

Item. 10. Executive Compensation.

     Compensation paid or accrued by the Company for services rendered during the last fiscal year by the Company's President Raul E. Balsera equaled $50,000. No other executive officer's total annual salary and bonus exceeded $100,000.

Employment Agreement

The Company has employment agreements with Mr. Balsera and Mr. Feiman, which call for annual compensation of $60,000, and performance based bonuses which shall be made at the discretion of the Board of Directors. The agreements expire in August and November 2001, respectively.

The Company has entered into Employment Agreements with James B. Holliday (Chief Operating Officer of CommTel/USA, Inc.) and Ruth A. Holliday (Vice President-Operations of CommTel/USA, Inc.). Each of these contracts is for a term of two years, commencing on November 28, 1995, and provide for (i) a minimum base salary of $60,000, with annual upward adjustments to their base salaries commensurate with their cost of living increases; (ii) health insurance; (iii) use of a company car; and (iv) performance based bonuses which shall be made at the discretion of the Board of Directors of the Company.

Compensation of Directors

     The directors of the Company serve without compensation for their services as directors. The directors reimbursed by the Company for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

The following table sets forth the number of shares of the Company's common stock, beneficially owned as of the date of this Form 10KSB, by the officers and directors and 5% shareholders of the Company:


Name & Address of              Number of Shares        Position    Percent of
Beneficial Owner                                                   Ownership
                                                                        (1)

Raul E. Balsera                   1,300,000            President        33.2%
4175 E. Bay Dr., Suite 260
Clearwater,  FL 34624-6965(2)

Robert B. Feiman                  1,855,000            Exec. V.P.       47.4%
4175 East Bay Dr., Suite 260
Clearwater, FL 34624-6965(3)

James B. Holliday                   312,500            V.P. Ops          8.0%
4175 East Bay Dr., Suite 260
Clearwater, FL 34624-6965

All officers and directors        3,567,500                             91.2%
as a group.                                        ____________________________


(1) Assumes full conversion of all 23,750 shares of outstanding 14% Convertible Preferred Stock into common stock, on the basis of one share of common stock for one share of preferred stock. Does not assume the issuance of additional shares in potential acquisitions.

(2) 855,000 shares are owned jointly with Mr. Balsera's wife, Georgia Balsera, 370,000 shares are in the name of Palm Capital, Inc., a corporation owned jointly by Mr. Feiman and Mr. Balsera, 75,000 shares are owned by Mr. Balsera's son and daughter. Mr. Balsera has voting power over all the shares.

(3) 900,000 shares are owned jointly with Mr. Feiman's wife, Roberta Feiman, 880,000 shares are in the name of Palm Capital, Inc., a corporation owned jointly by Mr. Feiman and Mr. Balsera. 75,000 shares are owned by Mr. Feiman's daughters. Mr. Feiman has voting power over all the shares.


Item 12. Certain Relationships and Related Transactions.

     Transactions with Officers and Beneficial Owners

     James Holliday and Ruth Holliday, have received payments in the amounts of $325,000 and $75,000 and have received a promissory note in the amount of $150,000, bearing interest at 7% per annum from the Company in connection with the Company's acquisition of Gulf Coast. The $325,000 was paid on November 28, 1995, the $75,000 was paid on February 27, 1996. The $150,000 note is due on February 27, 1998 with a holder's option for a balloon payment of the entire amount on February 27, 2001. Additionally, the former Gulf Coast stockholders have the right to receive an aggregate of approximately 125,000 shares of Comm/USA Common Stock upon completion of their first year of employment with the Company, and approximately 125,000 shares of Common Stock upon completion of their second year of employment with the Company. Mr. and Mrs. Holliday also received 62,500 shares of Comm/USA Common Stock pursuant to the Asset Purchase Agreement dated October 23, 1995, between Comm/Tel and Voice-Tel SWF.

     Robert B. Feiman and his wife, Roberta Feiman, received 250,000 shares of Comm/USA Common Stock and the sum of $30,000 in connection with the Asset Purchase Agreement dated October 23, 1995, as amended, between Comm/Tel and Voice-Tel SWF.

Item 13. Exhibits and Reports on Form 8-K

     There were no 8-K reports filed during the year ended December 31, 1996.


                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Communications/USA, Inc.
(Registrant)

Date: April 9, 1997

By: /s/Raul E. Balsera
     (Signature)
Raul E. Balsera
President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By:/s/Robert B. Feiman                                   Date:  April 9, 1997
   Robert B. Feiman, Executive V.P. & Director


By:/s/David H. Runyan                                    Date:  April 9, 1997
   David H. Runyan, Director